Form 10-Q
period 2008-04-30
Cynergi Holdings, Inc.
filed 2008-07-07
CIK 1404597

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED April 30, 2008

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

Commission file number 333-150820

CYNERGI HOLDINGS INC.
(Exact name of registrant as specified in its charter)

NEVADA
(State or other jurisdiction of incorporation or organization)

34 Hampton Road, Town Moor
Doncaster, South Yorkshire
England DN2 5DG
(Address of principal executive offices, including zip code.)

+ 44 845 280 6186
(telephone number, including area code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days.
YES [X]    NO [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer, “accelerated filer,” “non-accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]

Non-accelerated filer	[ ]	Smaller reporting company	[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES [    ]    NO [X]

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 10,400,000 as of July 3, 2008

PART I – FINANCIAL INFORMATION

ITEM 1.      FINANCIAL STATEMENTS

Cynergi Holdings, Inc. and Subsidiary
(An Exploration Stage Company)
Consolidated Balance Sheets
(Expressed in US Dollars)

	April 30,	January 31,
	2008	2008
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$32,320	$39,175
Prepaid expenses	1,957	1,800
Total current assets	34,277	40,975
Mineral property acquisition costs, less reserve
for impairment of $3,500	-	-
Total Assets	$34,277	$40,975

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable and accrued liabilities	$5,639	$-
Due to related party	22,600	22,600
Total current liabilities	28,239	22,600

Stockholders' Equity
Preferred Stock, $0.00001 par value;

authorized 100,000,000 shares, none issued and outstanding		-
Common Stock, $0.00001 par value;
authorized 100,000,000 shares,
issued and outstanding 10,400,000 shares	104	104
Additional Paid-in Capital	58,296	56,496
Deficit accumulated during the exploration stage	(52,362)	(38,225)
Total stockholders' equity	6,038	18,375
Total Liabilities and Stockholders' Equity	$34,277	$40,975

See notes to consolidated financial statements.

Cynergi Holdings, Inc. and Subsidiary
(An Exploration Stage Company)
Consolidated Statements of Operations
(Expressed in US Dollars)
(Unaudited)

		Period from
		February 27,
	Three	2007 (Date of
	months	Inception) to
	ended April	April 30,
	30, 2008	2008

Revenue	$-	$-

Costs and expenses
Exploration costs	-	12,000
Impairment of mineral property acquisition costs	-	3,500
General and administrative	14,137	36,862
Total costs and expenses	14,137	52,362

Net Loss	$(14,137)	$(52,362)

Net loss per share
Basic and diluted	$(0.00)

Weighted Average Shares Outstanding
Basic and diluted	10,400,000

See notes to consolidated financial statements.

Cynergi Holdings, Inc. and Subsidiary
(An Exploration Stage Company)
Consolidated Statements of Stockholders' Equity
For the Period February 27, 2007 (Inception) to April 30, 2008
(Expressed in US Dollars)

				Deficit
				Accumulated
	Common Stock, $0.00001			During the
	par value		Additional	Exploration
	Shares	Amount	Paid-in Capital	Stage	Total

Common stock issued
February 27, 2007 at $0.001 per share	6,000,000	$60	$5,940	$-	$6,000
November 19, 2007 at $0.01 per share	4,400,000	44	43,956	-	44,000
Donated services and expenses	-	-	6,600	-	6,600
Net loss	-	-	-	(38,225)	(38,225)
Balance - January 31, 2008	10,400,000	104	56,496	(38,225)	18,375
Unaudited:
Donated services and expenses	-	-	1,800	-	1,800
Net loss	-	-	-	(14,137)	(14,137)
Balance - April 30, 2008	10,400,000	$104	$58,296	$(52,362)	$6,038

See notes to consolidated financial statements.

Cynergi Holdings, Inc. and Subsidiary
(An Exploration Stage Company)
Consolidated Statements of Cash Flows
(Expressed in US Dollars)
(Unaudited)

		Period from
		February 27,
		2007 (Date of
	Three months	Inception) to
	ended April	April 30,
	30, 2008	2008
Cash Flows from Operating Activities
Net loss	$(14,137)	$(52,362)
Adjustments to reconcile net loss to net cash provided by (used for) operating activities:
Donated services	1,800	8,400
Impairment of mineral property acquisition costs		3,500
Change in operating assets and liabilities:
Prepaid expenses	(157)	(1,957)
Accounts payable and accrued expenses	5,639	5,639
Net cash provided by (used for) operating activities	(6,855)	(36,780)

Cash Flows from Investing Activities
Mineral property acquisition costs	-	(3,500)
Net cash provided by (used for ) investing activities	-	(3,500)

Cash Flows from Financing Activities
Loans from related party	-	22,600
Proceeds from sales of common stock	-	50,000
Net cash provided by financing activities	-	72,600

Increase (decrease) in cash	(6,855)	32,320

Cash - beginning of period	39,175	-

Cash - end of period	$32,320	$32,320

Supplemental disclosures of cash flow information:
Interest paid	$-	$-
Income taxes paid	$-	$-

See notes to consolidated financial statements.

Cynergi Holdings, Inc. and Subsidiary
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
April 30, 2008
(Unaudited)

Note 1. Exploration Stage Company

Cynergi Holdings, Inc. (“Cynergi US”) was incorporated in the State of Nevada on February 27, 2007. Cynergi Ltd. (“Cynergi UK”), its wholly owned subsidiary, was incorporated in the United Kingdom in August 2007. Cynergi US and Cynergi UK (collectively, the “Company”) is an Exploration Stage Company, as defined by Statement of Financial Accounting Standards (“SFAS”) No. 7, “Accounting and Reporting by Development Stage Enterprises”. The Company’s principal business is the acquisition and exploration of mineral resources. The Company has not presently determined whether its properties contain mineral reserves that are economically recoverable.

Note 2. Interim Financial Statements

The unaudited financial statements as of April 30, 2008 and for the three months ended April 30, 2008 and for the period February 27, 2007 (inception) to April 30, 2008 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with instructions to Form 10-Q. In the opinion of management, the unaudited financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of April 30, 2008 and the results of operations and cash flows for the periods ended April 30, 2008. The financial data and other information disclosed in these notes to the consolidated financial statements related to these periods are unaudited. The results for the three month period ended April 30, 2008 is not necessarily indicative of the results to be expected for any subsequent quarter of the entire year ending January 31, 2009. The balance sheet at January 31, 2008 has been derived from the audited financial statements at that date.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the Securities and Exchange Commission’s rules and regulations. These unaudited financial statements should be read in conjunction with our audited financial statements and notes thereto for the period February 27, 2007 (inception) to January 31, 2008 as included in our Form S-1 Registration Statement filed with the Securities and Exchange Commission (The "SEC") on May 12, 2008

Note 3. Related Party Balances/Transactions

a)

The Company receives services from its president at no cost to the Company. For accounting purposes, the estimated fair vale of these donated services ($600 per month) is included in general and administrative expenses and additional paid-in capital is increased by the same amounts. For the three months ended April 30, 2008, the Company expensed $1,800 in donated services.

b)

At April 30, 2008, the Company is indebted to the president of the Company for $22,600, representing expenses paid on behalf of the Company. This amount is unsecured, non-interest bearing and has no repayment terms.

c)	On February 27, 2007, the Company issued 6,000,000 shares of common stock at $0.001 per share to the president of the Company for cash proceeds of $6,000.

Cynergi Holdings, Inc. and Subsidiary
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
April 30, 2008
(Unaudited)

Note 4. Mineral Property

On May 28, 2007, the Company acquired a 100% interest in a mineral claim located in Clark County, Nevada, in consideration for $3,500. The cost of the mineral property was initially capitalized. At January 31, 2008, the Company recognized an impairment loss of $3,500, as it had not yet been determined whether there are proven or probable reserves on the property.

Note 5. Common Stock

a)	On February 28, 2007, the Company issued 6,000,000 shares of common stock at $0.001 per share to the president of the Company for cash proceeds of $6,000.

b)	On November 19, 2007, the Company issued 4,400,000 shares of common stock at $0.01 per share for cash proceeds of $44,000.

Note 6. Income Taxes

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. At April 30, 2008, the Company has a net operating loss carry forward of approximately $43,962, which expires $31,625 in 2028 and $12,337 in 2029. Pursuant to SFAS No. 109 the Company is required to compute tax asset benefits for net operating losses carried forward. Potential benefit of net operating losses have not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years.

The components of the net deferred income tax assets consist of:

	April 30,	January 31,
	2008	2008
Net operating loss carryforward	$15,387	$11,069
Valuation allowance	(15,387)	(11,069)
Net deferred income tax asset	$–	$–

Cynergi Holdings, Inc. and Subsidiary
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
April 30, 2008
(Unaudited)

A reconciliation of the expected income tax expense (benefit) computed by applying the United States statutory income tax rate to income (loss) before income taxes to the provision for (benefit from) income taxes follows:

Three month
ended April 30,
2008
Expected income tax expense (benefit) at 35%	$(4,948)
Nondeductible donated services	630
Change in valuation allowance	4,318
Provision for income taxes	$–

Current United States income tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited.

Note 7. Contingency

The Company may in the future decide to engage in a “reverse acquisition” transaction and acquire a target company in an unrelated business through the issuance of sufficient common stock to the stockholders of the target company to result in a change in control of the Company after the transaction. The SEC may categorize the Company as a “shell company” prior to such a transaction and subject the company to more stringent disclosure rules following any reverse acquisition transaction.

Note 8. Subsequent Event

On May 23, 2008, the SEC “declared effective” the Company’s registration statement on Form S-1 to register for resale 4,440,000 shares of Company common stock owned by 44 stockholders of the Company. The Company will not receive any proceeds from the resales.

ITEM 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

     This section of the report includes a number of forward-looking statements that reflect our current views with respect to future events and financial performance. Forward-looking statements are often identified by words like: believe, expect, estimate, anticipate, intend, project and similar expressions, or words which, by their nature, refer to future events. You should not place undue certainty on these forward-looking statements, which apply only as of the date of this report. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or our predictions.

     We are a start-up, exploration stage corporation and have not yet generated or realized any revenues from our business activities.

     Our auditors have issued a going concern opinion. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. This is because we have not generated any revenues and no revenues are anticipated until we begin removing and selling minerals. Accordingly, we must raise cash from sources other than the sale of minerals found on the property. Our only other source for cash at this time is investment by others in our complete private placement. The cash we raised will allow us to stay in business for at least one year. Our success or failure will be determined by what we find under the ground.

     To meet our need for cash we raised money from our private placement. If we find mineralized material and it is economically feasible to remove the mineralized material, we will attempt to raise additional money through a subsequent private placement, public offering or through loans. If we do not have enough money to complete our exploration of the property, we will have to find alternative sources, like a second public offering, a private placement of securities, or loans from our officers or others.

     Our officers and director are unwilling to make any commitment to loan us any money at this time. At the present time, we have not made any arrangements to raise additional cash. If we need additional cash and can't raise it, we will either have to suspend activities until we do raise the cash, or cease activities entirely. Other than as described in this paragraph, we have no other financing plans.

     We do not own any interest in any property, but merely have the right to conduct exploration activities on one property. Even if we complete our current exploration program and it is successful in identifying a mineral deposit, we will have to spend substantial funds on further drilling and engineering studies before we will know if we have a commercially viable mineral deposit, a reserve.

     We will be conducting research in the form of exploration of the property. Our exploration program is explained in as much detail as possible in the business section of our prospectus. We are not going to buy or sell any plant or significant equipment during the next twelve months. We will not buy any equipment until have located a reserve and we have determined it is economical to extract the minerals from the land.

     We do not intend to interest other companies in the property if we find mineralized materials. We intend to try to develop the reserves ourselves.

     If we are unable to complete any phase of exploration because we don’t have enough money, we will cease activities until we raise more money. If we can’t or don’t raise more money, we will cease activities. If we cease activities, we don’t know what we will do and we don’t have any plans to do anything.

     We do not intend to hire additional employees at this time. All of the work on the property will be conduct by unaffiliated independent contractors that we will hire. The independent contractors will be responsible for surveying, geology, engineering, exploration, and excavation. The geologists will evaluate the information derived from the exploration and excavation and the engineers will advise us on the economic feasibility of removing the mineralized material.

Milestones

     The milestones are as follows:

     1. May 2008 to August 2008 - retain our consultant to manage the exploration of the property. -Maximum cost of $5,000. Time of retention 0-90 days.

     2. September 2008 to December 2008 - Trenching. Trenching will cost approximately $14,000 and will be conducted by unrelated subcontractors. Trenching includes grid installation, metal detection, sample collecting and shipping the samples for testing.

     3. January 2009 to April 2009 - have an independent third party analyze the samples. We estimate that it will cost $2,000 to analyze the samples and will take 30 days.

     All funds for the foregoing activities have been obtained from our private placement.

Limited Operating History; Need for Additional Capital

     There is no historical financial information about us upon which to base an evaluation of our performance. We are an exploration stage corporation and have not generated any revenues from activities. We cannot guarantee we will be successful in our business activities. Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources, possible delays in the exploration of our properties, and possible cost overruns due to price and cost increases in services.

     To become profitable and competitive, we conduct research and exploration of our properties before we start production of any minerals we may find. We are seeking equity financing to provide for the capital required to implement our research and exploration phases.

     We have no assurance that future financing will be available to us on acceptable terms. If financing is not available on satisfactory terms, we may be unable to continue, develop or expand our activities. Equity financing could result in additional dilution to existing shareholders.

Results of Activities

From Inception on February 27, 2007

     We acquired the right to explore one property containing four claims. We have staked the property and will begin our exploration in August 2008.

Liquidity and Capital Resources

     As of the date of this report, we have yet to generate any revenues from our business activities.

     We issued 6,000,000 shares of common stock through a private placement pursuant to Regulation S of the Securities Act of 1933 to Ian Spowart, one of our two officers and sole director in February 27, 2007, in consideration of $6,000. The shares were sold to non-US persons and all transactions closed outside the United States of America. This was accounted for as a purchase of shares of common stock.

     In November 19, 2007, we completed a private placement of 4,400,000 restricted shares of common stock pursuant to Reg. S of the Securities Act of 1933 and raised $44,000. All of the shares were sold to non-US persons and all transactions closed outside the United States of America. This was accounted for as a purchase of shares of common stock.

     As of April 30, 2008, our total assets were $34,277 and our total liabilities were $28,239.

Recent accounting pronouncements

     In March 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment to FASB Statement No. 133”. SFAS No. 161 is intended to improve financial standards for derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity's financial position, financial performance, and cash flows. Entities are required to provide enhanced disclosures about: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years beginning after November 15, 2008, with early adoption encouraged. The Company is currently evaluating the impact of SFAS No. 161 on its financial statements.

     In December 2007, the FASB issued No. 160 “Noncontrolling Interests in Consolidated Financial Statements-an amendment of ARB No.51” SFAS No. 160 requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. It also requires disclosure, on the face of the consolidated statement of income, of the amounts of consolidated net income attributable to the parent and to the non controlling interest. SFAS No. 160 also requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. SAFAS No. 160 also requires expanded disclosures in the consolidated financial statements that clearly identify and distinguish between the interests of the parent’s owners and the interests of the noncontrolling owners of a subsidiary. SFAS No. 160 is effective for financial statements issued for fiscal years beginning after December 15, 2008. The Company is currently evaluating the impact of SFAS No. 160 on its financial statements.

     In February 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities-Including and amendment of FASB Statement No. 115”. SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. As such, the Company is required to adopt these provisions at the beginning of the fiscal year ending January 31, 2009. The Company is currently evaluating the impact of SFAS No. 159 on its financial statements.

     In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R)”. This statement requires employers to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This statement also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. The provisions of SFAS No. 158 are effective for employers with publicly traded equity securities as of the end of the fiscal year ending after December 15, 2006. The adoption of this statement did not have a material effect on the Company's future reported financial position or results of operations.

     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (“GAAP”), and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. As such, the Company is required to adopt these provisions at the beginning of the fiscal year ending February 28, 2009. The Company is currently evaluating the impact of SFAS No. 157 on its financial statements.

     In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statements No. 109” (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing a two-step method of first evaluating whether a tax position has met a more likely than not recognition threshold and second, measuring that tax position to determine the amount of benefit to be recognized in the financial statements. FIN 48 provides guidance on the presentation of such positions within a classified statement of financial position as well as on derecognition, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The adoption of this standard did not have a material effect on the Company’s results of operations or financial position

ITEM 3.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 4.      CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

     We maintain “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. We conducted an evaluation under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report pursuant to Rule 13a-15 of the Exchange Act. Based on this Evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our Disclosure Controls were effective as of the end of the period covered by this report.

Changes in Internal Controls

     We have also evaluated our internal controls for financial reporting, and there have been no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date of their last evaluation.

PART II. OTHER INFORMATION

ITEM 1A.    RISK FACTORS.

     We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 6.      EXHIBITS.

     The following documents are included herein:

Exhibit No.	Document Description

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to
Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to section
906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities on this 7th day of July, 2008.

CYNERGI HOLDINGS INC.
(Registrant)

BY:	IAN SPOWART
Ian Spowart
President, Principal Executive Officer, Principal
Financial Officer, Principal Accounting Officer,
Treasurer and sole member of the Board of Directors.

EXHIBIT INDEX

Exhibit No.	Document Description

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to
Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to section
906 of the Sarbanes-Oxley Act of 2002.