Form 10-Q
period 2008-07-31
Cynergi Holdings, Inc.
filed 2008-09-15
CIK 1404597

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED July 31, 2008

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

011 44 845 280 6186
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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 119,600,000 as of September 12, 2008

PART I – FINANCIAL INFORMATION

ITEM 1.      FINANCIAL STATEMENTS

Cynergi Holdings, Inc. and Subsidiary
(An Exploration Stage Company)
Consolidated Balance Sheets
(Expressed in US Dollars)

	July 31,	January 31,
	2008	2008
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$16,947	$39,175
Prepaid expenses	743	1,800
Total current assets	17,690	40,975
Mineral property acquisition costs, less reserve
for impairment of $3,500	-	-
Total Assets	$17,690	$40,975

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

Current Liabilities
Accounts payable and accrued liabilities	$4,871	$-
Due to related party	22,600	22,600
Total current liabilities	27,471	22,600

Stockholders' Equity (Deficiency)
Preferred Stock, $0.00001 par value;
authorized 1,150,000,000 shares, none issued and outstanding		-
Common Stock, $0.00001 par value;
authorized 1,150,000,000 shares,
issued and outstanding 119,600,000 shares	1,196	1,196
Additional Paid-in Capital	59,004	55,404
Deficit accumulated during the exploration stage	(69,981)	(38,225)
Total stockholders' equity (deficiency)	(9,781)	18,375
Total Liabilities and Stockholders' Equity (Deficiency)	$17,690	$40,975

See notes to consolidated financial statements.

Cynergi Holdings, Inc. and Subsidiary
(An Exploration Stage Company)
Consolidated Statements of Operations
(Expressed in US Dollars)
(Unaudited)

			Period from
			February 27,
	Three months	Six months	2007 (Date of
	ended July	ended July	Inception) to
	31, 2008	31, 2008	July 31, 2008

Revenue	$-	$-	$-

Costs and expenses
Exploration costs	-	-	12,000
Impairment of mineral property acquisition costs	-	-	3,500
General and administrative	17,619	31,756	54,481
Total costs and expenses	17,619	31,756	69,981

Net Loss	$(17,619)	$(31,756)	$(69,981)

Net loss per share
Basic and diluted	$(0.00)	$(0.00)

Weighted Average Shares Outstanding
Basic and diluted	119,600,000	119,600,000

See notes to consolidated financial statements.

Cynergi Holdings, Inc. and Subsidiary
(An Exploration Stage Company)
Consolidated Statements of Stockholders' Equity
For the Period February 27, 2007 (Inception) toJuly 31, 2008
(Expressed in US Dollars)

				Deficit
				Accumulated	Total
	Common Stock, $0.00001			During the	Stockholder's
	par value		Additional	Exploration	Equity
	Shares	Amount	Paid-in Capital	Stage	(Deficiency)
Common stock issued
February 27, 2007 at $0.00009 per share	$69,000,000	$690	$5,310	$-	$6,000
November 19, 2007 at $0.00087 per share	50,600,000	506	43,494	-	44,000
Donated services and expenses	-	-	6,600	-	6,600
Net loss	-	-	-	(38,225)	(38,225)
Balance - January 31, 2008	119,600,000	1,196	55,404	(38,225)	18,375
Unaudited:
Donated services and expenses	-	-	3,600	-	3,600
Net loss	-	-	-	(31,756)	(31,756)
Balance - July 31, 2008	$119,600,000	$1,196	$59,004	$(69,981)	$(9,781)

See notes to consolidated financial statements.

Cynergi Holdings, Inc. and Subsidiary
(An Exploration Stage Company)
Consolidated Statements of Cash Flows
(Expressed in US Dollars)
(Unaudited)

		Period from
		February 27,
	Six months	2007 (Date of
	ended July	Inception) to
	31, 2008	July 31, 2008
Cash Flows from Operating Activities
Net loss	$(31,756)	$(69,981)
Adjustments to reconcile net loss to net cash provided by (used for) operating activities:
Donated services	3,600	10,200
Impairment of mineral property acquisition costs	-	3,500
Change in operating assets and liabilities:
Prepaid expenses	1,057	(743)
Accounts payable and accrued expenses	4,871	4,871
Net cash provided by (used for) operating activities	(22,228)	(52,153)

Cash Flows from Investing Activities
Mineral property acquisition costs	-	(3,500)
Net cash provided by (used for ) investing activities	-	(3,500)

Cash Flows from Financing Activities
Loans from related party	-	22,600
Proceeds from sales of common stock	-	50,000
Net cash provided by financing activities	-	72,600

Increase (decrease) in cash	(22,228)	16,947

Cash - beginning of period	39,175	-

Cash - end of period	$16,947	$16,947

Supplemental disclosures of cash flow information:
Interest paid	$-	$-
Income taxes paid	$-	$-

See notes to consolidated financial statements.

Cynergi Holdings, Inc. and Subsidiary
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
July 31, 2008
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

Note 2. Interim Financial Statements

The unaudited financial statements as of July 31, 2008 and for the three and six months ended July 31, 2008 and for the period February 27, 2007 (inception) to July 31, 2008 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with instructions to Form 10-Q. In the opinion of management, the unaudited financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of July 31, 2008 and the results of operations and cash flows for the periods ended July 31, 2008. The financial data and other information disclosed in these notes to the consolidated financial statements related to these periods are unaudited. The results for the three and six months ended July 30, 2008 is not necessarily indicative of the results to be expected for any subsequent quarter of the entire year ending January 31, 2009. The balance sheet at January 31, 2008 has been derived from the audited financial statements at that date.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the Securities and Exchange Commission’s rules and regulations. These unaudited financial statements should be read in conjunction with our audited financial statements and notes thereto for the period February 27, 2007 (inception) to January 31, 2008 as included in our Form S-1 Registration Statement filed with the Securities and Exchange Commission (the “SEC”) on May 12, 2008.

Note 3. Related Party Balances/Transactions

a)

The Company receives services from its president at no cost to the Company. For accounting purposes, the estimated fair vale of these donated services ($600 per month) is included in general and administrative expenses and additional paid-in capital is increased by the same amounts. For the six months months ended July 31, 2008, the Company expensed $3,600 in donated services.

b)

At July 31, 2008, the Company is indebted to the president of the Company for $22,600, representing expenses paid on behalf of the Company. This amount is unsecured, non-interest bearing and has no repayment terms.

c)	On February 27, 2007, the Company issued 69,000,000 shares of common stock at $0.00009 per share to the president of the Company for cash proceeds of $6,000.

Cynergi Holdings, Inc. and Subsidiary
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
July 31, 2008
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

Note 5. Common Stock

a)	On February 27, 2007, the Company issued 69,000,000 shares of common stock at $0.00009 per share to the president of the Company for cash proceeds of $6,000.

b)	On November 19, 2007, the Company issued 50,600,000 shares of common stock at $0.00087 per share for cash proceeds of $44,000.

c)

On May 23, 2008, the SEC “declared effective” the Company’s registration statement on Form S-1 to register for resale 50,600,000 post-split shares of Company common stock owned by 44 stockholders of the Company. The Company will not receive any proceeds from the resales.

Note 6. Income Taxes

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. At July 31, 2008, the Company has a net operating loss carry forward of approximately $59,781, which expires $31,625 in 2028 and $28,156 in 2029. Pursuant to SFAS No. 109 the Company is required to compute tax asset benefits for net operating losses carried forward. Potential benefit of net operating losses have not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years.

The components of the net deferred income tax assets consist of:

	July 31,	January 31,
	2008	2008

Net operating loss carryforword	$20,923	$11,069
Valuation allowance	(20,923)	(11,069)
Net deferred tax assets	$-	$-

A reconciliation of the expected income tax expense (benefit) computed by applying the United States statutory income tax rate to income (loss) before income taxes to the provision for (benefit from) income taxes follows:

Cynergi Holdings, Inc. and Subsidiary
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
July 31, 2008
(Unaudited)

		Period from
		February 27,
	Six Months	2007 (Date of
	ended	Inception) to
	July 31, 2008	January 31, 2008

Expected tax at 35%	$(11,115)	$(13,379)
Permanent Differences	1,260	2,310
Increase in valuation allowance	9,855	11,069
Income tax provision	$-	$-

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

Note 8. Stock Split

On August 19, 2008, the Company’s board of directors declared an eleven and a half (11.5) for one (1) common stock split effected on September 1, 2008. The par value of the common stock remained $0.00001 per share and the number of authorized shares of common stock and preferred stock increased to 1,150,000,000 shares. The financial statements have been retroactively adjusted to reflect this stock split.

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

Milestones

     The milestones are as follows:

     1. September 2008 to December 2008 - retain our consultant to manage the exploration of the property. - Maximum cost of $5,000. Time of retention 0-90 days.

     2. January 2009 to April 2009 - Trenching. Trenching will cost approximately $14,000 and will be conducted by unrelated subcontractors. Trenching includes grid installation, metal detection, sample collecting and shipping the samples for testing.

     3. May 2009 to December 2009 - have an independent third party analyze the samples. We estimate that it will cost $2,000 to analyze the samples and will take 30 days.

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

     We issued 69,000,000 shares of common stock through a private placement pursuant to Regulation S of the Securities Act of 1933 to Ian Spowart, one of our two officers and sole director in February 27, 2007, in consideration of $6,000. The shares were sold to non-US persons and all transactions closed outside the United States of America. This was accounted for as a purchase of shares of common stock.

     In November 19, 2007, we completed a private placement of 50,600,000 restricted shares of common stock pursuant to Reg. S of the Securities Act of 1933 and raised $44,000. All of the shares were sold to non-US persons and all transactions closed outside the United States of America. This was accounted for as a purchase of shares of common stock.

     As of July 31, 2008, our total assets were $17,690 and our total liabilities were $27,471.

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

     In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statements No. 109” (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing a two-step method of first evaluating whether a tax position has met a more likely than not recognition threshold and second, measuring that tax position to determine the amount of benefit to be recognized in the financial statements. FIN 48 provides guidance on the presentation of such positions within a classified statement of financial position as well as on derecognition, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The adoption of this standard did not have a material effect on the Company’s results of operations or financial position.

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
906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities on this 15th day of September, 2008.

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