Form 10-Q
period 2008-10-31
Sports Supplement Acquisition Group Inc.
filed 2008-12-15
CIK 1404597

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 2008

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

Commission file number 333-150820

SPORTS SUPPLEMENT ACQUISITION GROUP INC.
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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 119,600,000 as of December 11, 2008

PART I – FINANCIAL INFORMATION

ITEM 1.      FINANCIAL STATEMENTS

Cynergi Holdings, Inc. and Subsidiary
(An Exploration Stage Company)
Consolidated Balance Sheets
(Expressed in US Dollars)

	October 31,	January 31,
	2008	2008
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$7,853	$39,175
Prepaid expenses	154	1,800
Total current assets	8,007	40,975
Mineral property acquisition costs, less reserve
for impairment of $3,500	-	-
Total Assets	$8,007	$40,975

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
Current Liabilities
Accounts payable and accrued liabilities	$4,179	$-
Due to related party	22,586	22,600
Total current liabilities	26,765	22,600

Stockholders' Equity (Deficiency)
Preferred Stock, $0.00001 par value;

authorized 1,150,000,000 shares, none issued and outstanding	-	-
Common Stock, $0.00001 par value;
authorized 1,150,000,000 shares,
issued and outstanding 119,600,000 shares	1,196	1,196
Additional Paid-in Capital	60,804	55,404
Deficit accumulated during the exploration stage	(80,758)	(38,225)
Total stockholders' equity (deficiency)	(18,758)	18,375
Total Liabilities and Stockholders' Equity (Deficiency)	$8,007	$40,975

See notes to consolidated financial statements.

Cynergi Holdings, Inc. and Subsidiary
(An Exploration Stage Company)
Consolidated Statements of Operations
(Expressed in US Dollars)
(Unaudited)

			Period from
			February 27,
			2007 (Date of
	Three months	Nine months	Inception) to
	ended October	ended October	October 31,
	31, 2008	31, 2008	2008

Revenue	$-	$-	$-

Costs and expenses
Exploration costs	500	500	12,500
Impairment of mineral property acquisition costs	-	-	3,500
General and administrative	10,277	42,033	64,758
Total costs and expenses	10,777	42,533	80,758

Net Loss	$(10,777)	$(42,533)	$(80,758)

Net loss per share
Basic and diluted	$(0.00)	$(0.00)

Weighted Average Shares Outstanding
Basic and diluted	119,600,000	119,600,000

See notes to consolidated financial statements.

Cynergi Holdings, Inc. and Subsidiary
(An Exploration Stage Company)
Consolidated Statements of Stockholders' Equity (Deficiency)
For the Period February 27, 2007 (Inception) to October 31, 2008
(Expressed in US Dollars)

				Deficit
				Accumulated	Total
	Common Stock, $0.00001			During the	Stockholder's
	par value		Additional	Exploration	Equity
	Shares	Amount	Paid-in Capital	Stage	(Deficiency)
Common stock issued
February 27, 2007 at $0.00009 per share	69,000,000	$690	$5,310	$-	$6,000
November 19, 2007 at $0.00087 per share	50,600,000	506	43,494	-	44,000
Donated services and expenses	-	-	6,600	-	6,600
Net loss	-	-	-	(38,225)	(38,225)
Balance - January 31, 2008	119,600,000	1,196	55,404	(38,225)	18,375
Unaudited:
Donated services and expenses	-	-	5,400	-	5,400
Net loss	-	-	-	(42,533)	(42,533)
Balance - October 31, 2008	119,600,000	$1,196	$60,804	$(80,758)	$(18,758)

See notes to consolidated financial statements.

Cynergi Holdings, Inc. and Subsidiary
(An Exploration Stage Company)
Consolidated Statements of Cash Flows
(Expressed in US Dollars)
(Unaudited)

		Period from February
	Nine months	27, 2007 (Date of
	ended October	Inception) to October
	31, 2008	31, 2008
Cash Flows from Operating Activities
Net loss	$(42,533)	$(80,758)
Adjustments to reconcile net loss to net cash provided by (used for) operating activities:
Donated services	5,400	12,000
Impairment of mineral property acquisition costs	-	3,500
Change in operating assets and liabilities:
Prepaid expenses	1,646	(154)
Accounts payable and accrued expenses	4,179	4,179
Net cash provided by (used for) operating activities	(31,308)	(61,233)

Cash Flows from Investing Activities
Mineral property acquisition costs	-	(3,500)
Net cash provided by (used for) investing activities	-	(3,500)

Cash Flows from Financing Activities
Loans from related party - net	(14)	22,586
Proceeds from sales of common stock	-	50,000
Net cash provided by financing activities	(14)	72,586

Increase (decrease) in cash	(31,322)	7,853

Cash - beginning of period	39,175	-

Cash - end of period	$7,853	$7,853

Supplemental disclosures of cash flow information:
Interest paid	$-	$-
Income taxes paid	$-	$-

See notes to consolidated financial statements.

Cynergi Holdings, Inc. and Subsidiary
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2008
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

Note 2. Interim Financial Statements

The unaudited financial statements as of October 31, 2008 and for the three and nine months ended October 31, 2008 and for the period February 27, 2007 (inception) to October 31, 2008 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with instructions to Form 10-Q. In the opinion of management, the unaudited financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of October 31, 2008 and the results of operations and cash flows for the periods ended October 31, 2008. The financial data and other information disclosed in these notes to the consolidated financial statements related to these periods are unaudited. The results for the three and nine months ended October 31, 2008 is not necessarily indicative of the results to be expected for any subsequent quarter of the entire year ending January 31, 2009. The balance sheet at January 31, 2008 has been derived from the audited financial statements at that date.

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

Note 3. Related Party Balances/Transactions

a)

The Company receives services from its president at no cost to the Company. For accounting purposes, the estimated fair vale of these donated services ($600 per month) is included in general and administrative expenses and additional paid-in capital is increased by the same amounts. For the nine months ended October 31, 2008, the Company expensed $5,400 in donated services.

b)

At October 31, 2008, the Company is indebted to the president of the Company for $22,586, representing expenses paid on behalf of the Company. This amount is unsecured, non-interest bearing and has no repayment terms.

c)	On February 27, 2007, the Company issued 69,000,000 shares of common stock at $0.00009 per share to the president of the Company for cash proceeds of $6,000.

Cynergi Holdings, Inc. and Subsidiary
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2008
(Unaudited)

Note 4. Mineral Property

On May 28, 2007, the Company acquired a 100% interest in a mineral claim located in Clark County, Nevada, in consideration for $3,500. The cost of the mineral property was initially capitalized. At January 31, 2008, the Company recognized an impairment loss of $3,500, as it had not yet been determined whether there are proven or probable reserves on the property. During the nine months ended October 31, 2008, the Company paid $500 of maintenance fees.

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

d)

On August 18, 2008, the Company’s board of directors declared an eleven and a half (11.5) for one (1) common stock split effected on September 1, 2008. The par value of the common stock remained $0.00001 per share and the number of authorized shares of common stock and preferred stock increased to 1,150,000,000 shares. The financial statements have been retroactively adjusted to reflect this stock split.

Note 6. Income Taxes

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. At October 31, 2008, the Company has a net operating loss carry forward of approximately $68,758, which expires $31,625 in 2028 and $37,133 in 2029. Pursuant to SFAS No. 109 the Company is required to compute tax asset benefits for net operating losses carried forward. Potential benefit of net operating losses have not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years.

The components of the net deferred income tax assets consist of:

	October 31,	January 31,
	2008	2008
Net operating loss carryforward	$24,065	$11,069
Valuation allowance	(24,065)	(11,069)
Net deferred tax assets	$-	$-

Cynergi Holdings, Inc. and Subsidiary
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2008
(Unaudited)

Note 6. Income Taxes (continued)

A reconciliation of the expected income tax expense (benefit) computed by applying the United States statutory income tax rate to income (loss) before income taxes to the provision for (benefit from) income taxes follows:

			Period from
			February 27,
	Nine Months		2007 (Date of
	ended		Inception) to
	October 31,		January 31,
	2008		2008

Expected tax at 35%	$(14,887	)$	(13,379)
Donated services	1,890		2,310
Increase in valuation allowance	12,997		11,069

Income tax provision	$-		$-

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

Note 8. Subsequent Events

On December 4, 2008, the Company changed its name to Sports Supplement Acquisition Group Inc., and effected a 1 for 8 reverse stock split (thereby reducing the outstanding shares of common stock from 119,600,000 shares to 14,950,000 shares).

On December 1, 2008, the Company executed a Letter of Intent with Sports Supplement Acquisition Group Inc., a Delaware corporation (“SSAG”), whereby the Company would acquire SSAG in exchange for 15,750,000 newly issued shares of common stock (which, after current management’s cancellation of 8,200,000 shares, would represent 70% of the 22,500,000 issued and outstanding shares after the exchange). The Letter of Intent is not a binding agreement and is subject to “ due diligence” and the execution and closing of a definitive agreement.

SSAG plans to acquire companies in the sports supplements nutraceutical industry.

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

     Our auditors have issued a going concern opinion. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. This is because we have not generated any revenues To meet our need for cash we raised money from our private placement. We intend to use the remaining cash we have to initiate the production and distribution of innovative sports supplement technology. We will attempt to raise additional money through a subsequent private placement. If we cannot raise the money through the sale of stock, we will have to find alternative sources, like a second public offering, a private placement of securities, or loans from our officers or others.

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

     We do not intend to hire additional employees at this time and do not intend to do so until we complete the acquisition of Sports Supplement Acquisition Group, Inc.. There is no assurance that the acquisition will ever be completed and is subject to the acquisition of a definitive agreement. Further there is no assurance that we will ever enter into a definitive agreement to acquire Sports Supplement Acquisition Group, Inc.

Milestones

     We have changed our business focus from mining to the production and distribution of innovative sports supplement technology. This change of focus is so recent, we have not developed our milestones for the next twelve months. In the short term we plan to execute a definitive agreement to acquire Sports Supplement Acquisition Group, Inc., a Delaware corporation and initiate the production and distribution of innovative sports supplement technology.

Limited Operating History; Need for Additional Capital

     There is no historical financial information about us upon which to base an evaluation of our performance. We were an exploration stage mining corporation and recently changed our focus to the production and distribution of innovative sports supplement technology. We cannot guarantee we will be successful in our business activities. Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources and possible cost overruns due to price and cost increases in services.

     To become profitable and competitive, we have to sell our technology.

     We have no assurance that future financing will be available to us on acceptable terms. If financing is not available on satisfactory terms, we may be unable to continue, develop or expand our activities. Equity financing could result in additional dilution to existing shareholders.

Results of Activities

From Inception on February 27, 2007

     We acquired the right to explore one property containing four claims. While we are still considered an exploration stage company, we are planning to change our focus to the production and distribution of innovative sports supplement technology.

     On December 1, 2008, we entered into a non-binding letter of intent with Sports Supplement Acquisition Group, Inc., Delaware corporation to acquire all of its issued and outstanding shares of common stock in consideration of 15,750,000 post-reverse shares of common stock. On December 4, 2008, we reverse split our shares of common stock on the basis of 1 for 8. In addition, we will retain Windfall Communications, LLC for investor and public relations services for a minimum of 12 months at a fee of $5,000.00 per month. Sports Supplement Acquisition Group, Inc., is engaged in the business of production and distribution of innovative sports supplement technology.

     On December 4, 2008, we amended our articles of incorporation and changed our name to Sports Supplement Acquisition Group Inc. On the same date we reverse split our shares of common stock on the basis of 1 for 8 both events in anticipation of consummating a transaction with Sports Supplement Acquisition Group, Inc., a Delaware corporation.

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

     As of October 31, 2008, our total assets were $8,007 and our total liabilities were $26,765.

Recent accounting pronouncements

     In March 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 161,“Disclosures about Derivative Instruments and Hedging Activities – an amendment to FASB Statement No. 133”. SFAS No. 161 is intended to improve financial standards for derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity's financial position, financial performance, and cash flows. Entities are required to provide enhanced disclosures about: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years beginning after November 15, 2008, with early adoption encouraged. The Company is currently evaluating the impact of SFAS No. 161 on its financial statements.

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

ITEM 6.      EXHIBITS.

     The following documents are included herein:

Exhibit No.	Document Description

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to
Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to section
906 of the Sarbanes-Oxley Act of 2002.

99.1	Non-binding letter of intent

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities on this 15th day of December, 2008.

SPORTS SUPPLEMENT ACQUISITION GROUP INC.
(Registrant)

BY: IAN SPOWART
Ian Spowart
President, Principal Executive Officer, Principal Financial
Officer, Principal Accounting Officer, Treasurer and sole
member of the Board of Directors.

EXHIBIT INDEX

Exhibit No.	Document Description

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to
Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to section
906 of the Sarbanes-Oxley Act of 2002.

99.1	Non-bind letter of intent